Form 10QSB
period 2000-09-30
ANACONDA VENTURE CORP
filed 2000-11-17
CIK 1109302

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-QSB SEC File No:

                                   33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         11,000,000 Shares as of the date of this report. The Company has approximately 15 share holders.

Transitional Small Business Disclosure Format (check one):     [ ] Yes    [X] No

                          ANACONDA VENTURE CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2000

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

PART 1 - FINANCIAL INFORMATION

                          ANACONDA VENTURE CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                               February 17, 2000
                                               (Inception) to September 30, 2000

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
------

                          ANACONDA VENTURE CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM FEBRUARY 17, 2000 (INCEPTION)
                              TO SEPTEMBER 30, 2000

                                                                          DEFICIT
                                                                        ACCUMULATED

                                   COMMON STOCK       ADDITIONAL           DURING
                                     ISSUED            PAID-IN          DEVELOPMENT
                             SHARES         AMOUNT     CAPITAL             STAGE       TOTAL
                             ------         ------     -------             -----       -----
Common Stock Issuance     5,000,000     $   2,000     $    --       $    --        $   2,000

Fair value of expenses
     contributed               --            --             358          --              358

Net loss for the period
     ended

     September 30, 2000        --            --            --          (1,108)        (1,108)
                          ---------     ---------     ---------     ---------      ---------

BALANCE

SEPTEMBER 30, 2000:       5,000,000     $   2,000     $     358     $  (1,108)     $   1,250
                          ---------     ---------     ---------     ---------      ---------

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

Results of Operations

         As of September 30, 2000, the Company is in the development stage and had conducted minimal activities. Accordingly, the accompanying financial statements should not be regarded as typical for normal periods of operation. Additional financing or restructuring will be required in order for the Company to complete its development stage activities. Management and the Company's existing shareholders expect to have to continue to contribute capital to support the Company's operations until a merger or acquisition candidate is located.

         The Company had no operations or revenues, or significant assets or liabilities since its inception in February 2000.

Three Months and Nine Months Ended September 30, 2000, Compared to Periods Ended September 30, 1999

         Revenue. The Company was recently formed and the Company was not in existence during the quarter or the nine month period ended September 30, 1999, the Company had no revenues for the quarter ended September 30, 2000, and has had no revenues since inception. Similarly, the Company had no cost of sales, gross profit or other income during the period ended September 30, 2000, or from its inception. The Company's nominal operating expenses of less than $300 per months have been paid by its shareholder.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had cash, cash equivalents and net working capital of approximately $500. The sole source of cash has been contributions by the Company's Shareholder. The Company has relied upon contributions by its shareholder to fund its operations during the periods discussed. The Company has not received any capital contribution in cash from its Shareholder since initial contributions as set forth in the Company's Form 10SB dated March 23, 2000.

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

         None.

         ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         ITEM 5 - OTHER INFORMATION

         TRANSFER OF SHARES

         On August 16, 2000, the Company's shareholders entered into an agreement to sell 4,200,000 of its outstanding shares of the Company to Solutions Media, Inc. ("SMI"). The shares were transferred on or about September 10, 2000 to SMI for cash and based upon the representations of SMI that it would merge its operations into the Company and distribute the shares of the Company it acquired to its over 400 shareholders. The Company's officers and directors resigned concurrently with the transfer and Wayne Irving, the CEO of SMI was appointed as sole officer and director of the Company.

         Shortly thereafter, SMI discontinued operations, Wayne Irving resigned from SMI and Mr. Irving never took any steps to accept his appointments with the Company or took any action on behalf of the Company. The Company was unable to obtain any responses to its inquiries from SMI or Mr. Irving. The Company was left without any officers or directors. In an emergency Action by Written Consent, the Company's available shareholders reappointed Tim Chang and Patrick Boyd as the Company's two directors, and Mr. Boyd and Mr. Chang appointed Mr. Chang as the Chief Executive Officer and Chief Financial Officer of the Company and Mr. Boyd as Secretary of the Company. The emergency actions returned the officers and directors to those reflected in the Company's Form 10SB filed March 23, 2000. No actions were ever taken by Mr. Irving or SMI. SMI remains an owner of 4,200,000 shares of the Company's common stock on the books and records of the Company, however, the selling shareholders have asserted that SMI breached its contractual obligations to the Company and its other shareholders by failing to continue its operations and failing to distribute the shares it owes to SMI's shareholders.

         SUBSEQUENT ACTIONS

         On October 30, 2000, the Company completed a private placement of 6,000,000 shares of its common stock to seven separate investors, all located within the State of California. The subscribers were provided with a term sheet and with copies of the Company's current and past filings with the SEC, financial statements and other information they requested from the Company. The offering complied with California Corporations Code ss.25102(f). Each of the subscribers had a preexisting business relationship with the executive officers and directors of the Company.

         Upon the conclusion of the offering, the Company will have 11,000,000 shares outstanding held by 14 separate shareholders.

              ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              None.
                                        7

                                   SIGNATURES
                                   ----------

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2000                      ANACONDA VENTURE CORPORATION


                                        By:/s/ Tim T. Chang
                                        -------------------
                                               Tim T. Chang, President