Form 10QSB
period 2001-03-31
ANACONDA VENTURE CORP
filed 2001-05-15
CIK 1109302

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                            SEC File No: 33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________


                          ANACONDA VENTURE CORPORATION
             (Exact name of registrant as specified in its charter)


   California                                                     33-0897452
--------------------------------------------------------------------------------
(State or other                    (Commission                  (IRS Employer
jurisdiction of                    File Number)              Identification No.)
incorporation)


         19900 MacArthur Boulevard, Suite 660, Irvine, California 92612
 -------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Company's telephone number, including area code:      (949) 851-9800
                                                --------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            [ X ] Yes   [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     11,000,000 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):  [   ] Yes   [ X ] No

                          ANACONDA VENTURE CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents

                                                                        Page


PART 1 - FINANCIAL INFORMATION.............................................4
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR ANACONDA VENTURE CORPORATION........5
     CAUTION REGARDING FORWARD-LOOKING INFORMATION.........................5
     OVERVIEW OF THE COMPANY...............................................6

PART II - OTHER INFORMATION................................................7
     ITEM 1 - LEGAL PROCEEDINGS............................................7
     ITEM 2 - CHANGES IN SECURITY..........................................7
     ITEM 3 - DEFAULTS ON SENIOR SECURITIES................................7
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........7
     ITEM 5 - OTHER INFORMATION............................................7
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................7
     SIGNATURE.............................................................8


     EXHIBIT...............................................................9

PART 1 - FINANCIAL INFORMATION

                          ANACONDA VENTURE CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                        For the Period from       For the Period from
                                                  For the Three          February 17, 2000         February 17, 2000
                                                   Months Ended         (inception) to March        (inception) to
                                                  March 31, 2001              31, 2000              March 31, 2001
                                                   (Unaudited)              (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                              $ -                    $(1,108)                 $(22,358)
  Adjustment to reconcile net loss to net
  cash used by operating activities
  Increase in accounts payable                          -                        750                       -
  Contributed Services                                  -                        358                      358
                                                       ---                       ---                      ---

  Net cash used by operating activities                 -                         -                   $(22,000)
                                                       ---                       ---                  ---------

CASH FLOWS FROM INVESTING                               -                         -                        -
                                                       ---                       ---                      ---
ACTIVITIES
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock                  -                      2,000                    22,000
                                                       ---                     -----                    ------
Net cash provided by financing activities               -                      2,000                    22,000
                                                       ---                     -----                    ------
INCREASE IN CASH AND CASH
EQUIVALENTS                                             -                      2,000                       -
                                                       ---                     -----                       -
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                     -                        -                         -
CASH AND CASH EQUIVALENTS -
END OF PERIOD                                         $ -                     $2,000                    $  -
                                                      ----                    ------                    -----

                 The accompanying notes to financial statements.

                          ANACONDA VENTURE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                        For the Period from       For the Period from
                                                  For the Three          February 17, 2000         February 17, 2000
                                                   Months Ended         (inception) to March        (inception) to
                                                  March 31, 2001              31, 2000              March 31, 2001
                                                   (Unaudited)              (Unaudited)               (Unaudited)
Income                                                 $ -                      $  -                       $ -
Expenses
 Professional fees                                       -                        750                   $22,000
 Organization expenses                                   -                        358                      358
                                                       ----                      ----                      ---

Total expenses                                           -                      1,108                    22,358
                                                       ----                     -----                    ------
NET LOSS                                               $ -                    $(1,108)                 $(22,358)
                                                       ----                   -------                  --------
LOSS PER SHARE - BASIC AND
DILUTED                                                $ -                      $ -                      $ -
                                                        ---                     -----                    ---
WEIGHTED AVERAGE SHARES -
BASIC AND DILUTED                                   11,000,000              5,000,000                 6,764,706
                                                    ==========              =========                 =========

                 The accompanying notes to financial statements.

                          ANACONDA VENTURE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                            March 31, 2001  December 31, 2000
                                                               (Unaudited)  (Unaudited)
                                                                 --------    --------
         TOTAL ASSETS                                            $   --      $   --
                                                                 --------    --------


LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES                                                 --          --

         STOCKHOLDERS' EQUITY
                  Common Stock, no par value,
                    50,000,000 shares authorized,
                    11,000,000 issued and outstanding              22,000      22,000
                  Additional paid-in capital                          358         358
                  Deficit accumulated during                      (22,358)    (22,358)
                                                                 --------    --------
                    development stage
                  Total Stockholders' Equity                         --          --
                                                                 --------    --------

                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                        $   --      $   --
                                                                 --------    --------


                 See accompanying notes to financial statements.

                          ANACONDA VENTURE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
              FROM FEBRUARY 17, 2000 (INCEPTION) TO MARCH 31, 2001

                                                                    DEFICIT
                                                                    ACCUMULATED
                                COMMON STOCK          ADDITIONAL    DURING
                                        ISSUED          PAID-IN     DEVELOPMENT
                               SHARES      AMOUNT       CAPITAL      STAGE         TOTAL
                            ----------   ----------   ----------   ----------    ----------
Common Stock Issuance        5,000,000   $    2,000   $     --     $     --      $    2,000

Fair value of contributed
     services                     --           --            358         --             358


Issuance of common stock
in exchange for
professional services        6,000,000       20,000         --           --          20,000

Net loss for the period
     ended
     December 31, 2000            --           --           --        (22,358)      (22,358)
                            ----------   ----------   ----------   ----------    ----------

     Balance as of
       December 31, 2000    11,000,000   $   22,000   $      358      (22,358)         --
                            ----------   ----------   ----------   ----------    ----------

BALANCE
March 31, 2001:             11,000,000   $   22,000   $      358   $  (22,358)   $     --
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

CAUTION REGARDING FORWARD-LOOKING INFORMATION

         This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks or uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

Results of Operations

         As of the date of this Report, the Company is in the development stage and is not engaged in any activities. Accordingly, the accompanying consolidated statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors, and restructure its liabilities.

         The Company has had no operations, revenues, or assets or liabilities since its incorporation in February 2000.

Three Months Ended March 31, 2001, Compared to the Period Ended March 31, 2000

         Revenue. The Company was recently formed and the Company was not in existence during the quarter ended March 31, 2001, the Company has had no revenues for the quarter ended March 31, 2001, and has had no revenues since its inception. Similarly, the Company had no cost of sales, gross profit or other income during the period ended March 31, 2001, or since its inception.

Liquidity and Capital Resources

         As of March 31, 2001, the Company has cash, cash equivalents and net working capital of $0. Since the Company's inception, the sole source of cash has been contributions by the Company's Shareholder. The Company has relied upon contributions by its shareholder to fund its operations for the period from February 17, 2000 (inception) to March 31, 2001. The Company has not received any capital contribution in cash from its shareholder during the three months ended

March 31, 2001, or since the initial contributions as set forth in the Company's Form 10SB dated March 23, 2000.

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

Material Changes in Operations

         The Company has not had any material changes in operations during the three months ended March 31, 2001, or since February 17, 2000 (inception), or the date of its Form 10 SB Registration Statement.

Year 2000 Compliance

         The Company has not experienced any Year 2000 complications.

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         None.

         ITEM 2 - CHANGES IN SECURITY

         None.

         ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         ITEM 5 - OTHER INFORMATION

         None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 11, 2001                   ANACONDA VENTURE CORPORATION



                               By: /s/ Tim T. Chang
                                  -----------------
                                       Tim T. Chang, President