Form 10QSB
period 2001-06-30
ANACONDA VENTURE CORP
filed 2001-08-20
CIK 1109302

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                            SEC File No: 33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


August 20, 2001                   ANACONDA VENTURE CORPORATION



                               By: /s/ Tim T. Chang
                                  -----------------
                                       Tim T. Chang, President