Form 10QSB
period 2001-09-30
ANACONDA VENTURE CORP
filed 2001-11-19
CIK 1109302

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                            SEC File No: 33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 31, 2001

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

                          ANACONDA VENTURE CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents

                                                                            Page
                                                                            ----


PART 1 - FINANCIAL INFORMATION.................................................4
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR ANACONDA VENTURE CORPORATION............5
     CAUTION REGARDING FORWARD-LOOKING INFORMATION.............................5
     OVERVIEW OF THE COMPANY...................................................6

PART II - OTHER INFORMATION....................................................7
     ITEM 1 - LEGAL PROCEEDINGS................................................7
     ITEM 2 - CHANGES IN SECURITY..............................................7
     ITEM 3 - DEFAULTS ON SENIOR SECURITIES....................................7
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............7
     ITEM 5 - OTHER INFORMATION................................................7
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................7
     SIGNATURE.................................................................8


     EXHIBIT...................................................................9

PART 1 - FINANCIAL INFORMATION

                          ANACONDA VENTURE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                        For the Period from       For the Period from
                                                   For the Nine          February 17, 2000         February 17, 2000
                                                   Months Ended            (inception) to           (inception) to
                                                  September 30,          September 30, 2000       September 30, 2001
                                                 2001 (Unaudited)           (Unaudited)               (Unaudited)
                                                 ----------------           -----------               -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                               $ -                    $(1,108)                 $ (22,358)
  Adjustment to reconcile net loss to net
  cash used by operating activities
  Increase in accounts payable                           -                        750                        -
  Contributed Services                                   -                        358                        358
                                                        ---                   -------

  Net cash used by operating activities                  -                        -                    $ (22,000)
                                                        ---                   -------                  ---------

CASH FLOWS FROM INVESTING                                -                        -                          -
                                                        ---                   -------                  ---------
ACTIVITIES
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock                   -                      2,000                     22,000
                                                        ---                   -------                  ---------
Net cash provided by financing activities                -                      2,000                     22,000
                                                        ---                   -------                  ---------
INCREASE IN CASH AND CASH
EQUIVALENTS                                              -                      2,000                        -
                                                        ---                   -------                  ---------
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                      -                        -                          -
CASH AND CASH EQUIVALENTS -
END OF PERIOD                                          $ -                    $ 2,000                  $     -
                                                        ---                   -------                  ---------

                       The accompanying notes to financial
                                  statements.

                          ANACONDA VENTURE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                        For the Period from       For the Period from
                                                   For the Nine          February 17, 2000         February 17, 2000
                                                   Months Ended            (inception) to           (inception) to
                                                  September 30,          September 30, 2000       September 30, 2001
                                                 2001 (Unaudited)           (Unaudited)               (Unaudited)
                                                 ----------------           -----------               -----------
Income                                              $   -                   $     -                   $      -
Expenses
 Professional fees                                      -                         750                 $   22,000
 Organization expenses                                  -                         358                        358
                                                    ----------              ---------                 ----------

Total expenses                                          -                       1,108                     22,358
                                                    ----------              ---------                 ----------
NET LOSS                                            $   -                   $  (1,108)                $  (22,358)
                                                    ----------              ---------                 ----------
LOSS PER SHARE - BASIC AND
DILUTED                                             $   -                   $     -                   $      -
                                                    ----------              ---------                 ----------
WEIGHTED AVERAGE SHARES -
BASIC AND DILUTED                                   11,000,000              5,000,000                  6,764,706
                                                    ==========              =========                 ==========

                       The accompanying notes to financial
                                  statements.

                          ANACONDA VENTURE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                     September 30, December 31,
                                                          2001        2000
                                                      (Unaudited)  (Unaudited)
                                                        --------    --------
         TOTAL ASSETS                                   $   --      $   --
                                                        --------    --------


LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES                                        --          --

         STOCKHOLDERS' EQUITY
                  Common Stock, no par value,
                    50,000,000 shares authorized,
                    11,000,000 issued and outstanding     22,000      22,000
                  Additional paid-in capital                 358         358
                  Deficit accumulated during             (22,358)    (22,358)
                                                        --------    --------
                    development stage
                  Total Stockholders' Equity                --          --
                                                        --------    --------

                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY               $   --      $   --
                                                        --------    --------


                       See accompanying notes to financial
                                  statements.

                          ANACONDA VENTURE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
            FROM FEBRUARY 17, 2000 (INCEPTION) TO SEPTEMBER 30, 2001

                                                                  ACCUMULATED
                                COMMON STOCK          ADDITIONAL    DURING
                                    ISSUED             PAID-IN    DEVELOPMENT
                              SHARES       AMOUNT      CAPITAL       STAGE          TOTAL
                            ----------   ----------   ----------   ----------    ----------
Common Stock Issuance        5,000,000   $    2,000   $     --     $     --      $    2,000

Fair value of contributed
     services                     --           --            358         --             358


Issuance of common stock
in exchange for
professional
services                     6,000,000       20,000         --           --          20,000

Net loss for the period
     ended
     December 31, 2000            --           --           --        (22,358)      (22,358)
                            ----------   ----------   ----------   ----------    ----------

     Balance as of
       December 31, 2000    11,000,000   $   22,000   $      358      (22,358)         --
                            ----------   ----------   ----------   ----------    ----------

BALANCE
September 30, 2001:         11,000,000   $   22,000   $      358   $  (22,358)   $     --
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

Period Ended September 30, 2001, Compared to the Period Ended September 30, 2000

         Revenue. The Company has had no operations or activities since the quarter ended September 30, 2000, the Company has had no revenues for the quarter ended September 30, 2001, and has had no revenues since its inception. Similarly, the Company had no cost of sales, gross profit or other income during the period ended September 30, 2001, or since its inception.

Liquidity and Capital Resources

         As of September 30, 2001, the Company has cash, cash equivalents and net working capital of $0. Since the Company's inception, the sole source of cash has been contributions by the Company's shareholder. The Company has relied upon contributions by its shareholder to fund its operations for the period from February 17, 2000 (inception) to September 30, 2001. The Company has not received any capital contribution in cash from its shareholder during the three months ended September 30, 2001, or since the initial contributions as set forth in the Company's Form 10SB dated March 23, 2000.

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

Material Changes in Operations

         The Company has not had any material changes in operations during the period ended September 30, 2001, or since February 17, 2000 (inception), or the date of its Form 10 SB Registration Statement.

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


November 15, 2001                  ANACONDA VENTURE CORPORATION



                                   By: /s/ Tim T. Chang
                                   --------------------
                                           Tim T. Chang, President